Form 10QSB
period 2003-09-30
ANMORE INC
filed 2003-11-12
CIK 1252278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50336

                                  ANMORE, INC.
        (Exact name of small business issuer as specified in its charter)

        New Jersey                                              98-0401803
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137
                    (Address of Principal Executive Offices)

                                 (305)-576-6833
                           (Issuer's telephone number)


                           34A 2755 Lougheed Hwy #142,
                    Port Coquitlam, British Columbia V3B 5Y9
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2003: 100,000 shares of common stock outstanding, $0.001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                    ANMORE INC.
                            (a development stage company)

                     Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                      Page #




         Balance Sheet                                                         1


         Statement of Operations and Retained Deficit                          2


         Statement of Stockholders Equity                                      3


         Cash Flow Statement                                                   4


         Notes to the Financial Statements                                   5-6

                                  ANMORE, INC.
                          (a development stage company)
                                  BALANCE SHEET
                            As of September 30, 2003


                                     ASSETS


CURRENT ASSETS                                       September 30, 2003
  Cash                                                      $       0
                                                            ---------
                      TOTAL ASSETS                          $       0
                                                            =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accrued expenses                                          $     500
                                                            ---------

                      TOTAL LIABILITIES                           500
                                                            ---------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    50,000,000 shares authorized;
    issued and outstanding are
    100,000                                                       100

  Additional paid in capital                                        0

  Preferred Stock - Par value $0.0001;                              0
    5,000,000 shares authorized;
    none issued and outstanding                                     0

  Accumulated Deficit                                            (600)
                                                            ---------

  Total stockholders' equity                                     (500)
                                                            ---------

      TOTAL LIABILITIES AND EQUITY                          $       0
                                                            =========







   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                          (a development stage company)

                             STATEMENT OF OPERATIONS
                For the three months ended September 30, 2003 and
            from inception (June 25, 2003) through September 30, 2003



                                               Three Months               From Inception
                                               September 30, 2003         To September 30, 2003


REVENUE                    Sales                  $          0              $          0
                           Cost of sales                     0                         0

     GROSS PROFIT                                            0                         0

     GENERAL AND ADMINISTRATIVE EXPENSES                   600                       600

     NET LOSS                                             (600)                     (600)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                  0                         0

     ACCUMULATED DEFICIT, ENDING BALANCE          $       (600)             $       (600)
                                                  ============              ============


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                     (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                100,000






   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From inception (June 25, 2003) through September 30, 2003

                                                  COMMON       ACCUMULATED
                               SHARES             STOCK        DEFICIT          TOTAL
                           -------------      -------------   -------------   -----------
Stock issued on acceptance        100,000          $  100              0          $   100
 of incorporation expenses
 June 25, 2003

Net loss                                                        $   (600)            (600)
                            ------------       ------------    -------------   -------------
Total at September 30, 2003       100,000             100           (600)            (500)



















   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS
                For the nine months ended September 30, 2003 and
                    from inception through September 30, 2003



                                                  Period ended        Period from inception to
CASH FLOWS FROM OPERATING ACTIVITIES              September 30, 2003  September 30, 2003
                                                  ------------------  -------------------------
        Net loss                                       $      (600)     $      (600)
        Increases in accrued expenses                          600              600
                                                       -------------    -----------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                      -                -
                                                       -------------    -----------

NET CHANGE IN CASH                                               -                -
                                                       -------------    -----------
CASH, Beginning of Year                                          -                -
                                                       -------------    -----------

CASH, End of Year                                                -                -
                                                       =============    ===========



                            SUPPLEMENTAL SCHEDULE OF
                   NON-CASH INVESTING AND FINANCING ACTIVITIES


NON-CASH INVESTING AND FINANCING ACTIVITIES

    Conversion of accrued expenses to common stock     $       100      $       100
                                                        ============    ===========





   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Anmore, Inc. (the Company), a Company incorporated in the state of
--------
New Jersey as of June 25, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an
----------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
-------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:
     --------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:
     ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     ----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
     --------------------------

The Company has no agreements at this time.


8.   Stockholder's Equity:
     --------------------

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on June 25, 2003 in acceptance of the incorporation expenses for the Company. The Company has also authorized 5,000,000 shares of preferred stock at a par value of $0.001, none of which have been issued.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:
     ------------------

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANMORE, INC.


Date:   November 10, 2003                /s/ Giorgio Saumat
                                        --------------------------------
                                        Giorgio Saumat
                                        President, Secretary and Director