Form 10KSB
period 2003-12-31
ANMORE INC
filed 2004-03-30
CIK 1252278

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                           Commission File #000-50336

                                  ANMORE, INC.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   98-0401803
                      (IRS Employer Identification Number)

              4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137
               (Address of principal executive offices )    (Zip Code)

                                  (305)-576-6833
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 24, 2004, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 24, 2004 is: 100,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Anmore Inc. was incorporated on June 25, 2003 under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 24, 2004, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation
--------------------

The Company did not have any operating income from inception (June 25, 2003) through June 30, 2003. For the seven days ended June 30, 2003, the registrant recognized a net loss of $1,500. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------
During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                  ANMORE, INC.


                              FINANCIAL STATEMENTS


                                Table of Contents


Report of Independent Certified Public Accountants.....................................       F - 2

Balance Sheet as of December 31, 2003..................................................       F - 3

Statements of Operations for the period from June 25, 2003 (inception)
through December 31, 2003..............................................................       F - 4


Statements of Changes in Shareholders' Equity for the period from June 25,
2003 (inception) through December 31, 2003.............................................       F - 5

Statements of Cash Flows for the period from June 25, 2003 (inception)
through December 31, 2003..............................................................       F - 6


Notes to Financial Statements..........................................................       F - 7 - 10


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the shareholders and board of directors Anmore, Inc.:

We have audited the accompanying balance sheet of Anmore, Inc. (hereinafter referred to as "the Company") as of December 31, 2003, and the related statements of operations, shareholders' equity and cash flows for the period from June 25, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anmore, Inc. as of December 31, 2003, and the results of their operations and their cash flows for for the period from June 25, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.





JEWETT, SCHWARTZ & ASSOCIATES

HOLLYWOOD, Florida,
March 17, 2004

                                  ANMORE, INC.

                                  BALANCE SHEET


                                                                                         December 31,
                                                                                             2003
                                                                                       -----------------

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                                   $     -
                                                                                       -----------------

     TOTAL ASSETS                                                                               $     -
                                                                                       =================


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES

    Accrued expenses                                                                            $ 2,000
                                                                                       -----------------

     TOTAL LIABILITIES                                                                            2,000
                                                                                       -----------------

SHAREHOLDER'S DEFICIT

Preferred stock- $.001 par value; 5,000,000 shares authorized, none issued

Common stock - $.001 par value; 50,000,000 shares authorized;
100,000 shares issued and outstanding                                                               100

Additional paid-in capital                                                                            -

Accumulated deficit                                                                              (2,100)
                                                                                       -----------------

     TOTAL SHAREHOLDER'S DEFICIT                                                                 (2,000)
                                                                                       -----------------

     TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                                                $     -
                                                                                       =================


   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.

                             STATEMENT OF OPERATIONS

     For the period from June 25, 2003 (inception) through December 31, 2003



REVENUES                                                                              $      -

OPERATING EXPENSES
     Professional fees                                                                   2,100
                                                                              -----------------

LOSS BEFORE TAXES                                                                       (2,100)

        INCOME TAXES                                                                         -
                                                                              -----------------

        NET LOSS                                                                      $ (2,100)
                                                                              =================



NET LOSS PER SHARE - Basic and diluted                                                $  (0.02)
                                                                              =================

Weighted average common shares
outstanding - Basic and diluted                                                        100,000
                                                                              =================



   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.

                STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIENCY

     For the period from June 25, 2003 (inception) through December 31, 2003




                                                  Preferred Stock                          Common Stock
                                             5,000,000 shares authorized            50,000,000 shares authorized
                                      -----------------------------------------     ----------------------------
                                            Shares               Par Value          Shares         Par Value
                                            Issued            $.001 per share       Issued      $.001 per share
                                            ------            ---------------       ------      ---------------


BALANCE - INCEPTION (JUNE 25, 2003)               --          $          --               --               --

     Common stock issued                                                             100,000              100

     Net Loss                                     --                     --               --               --
                                         -----------            -----------          -------          -------

BALANCE - DECEMBER 31, 2003                       --          $          --          100,000          $   100
                                         ===========            ===========          =======          =======





                                            Additional
                                            Paid-In                Accumulated
                                            Capital                  Deficit                   Total



BALANCE - INCEPTION (JUNE 25, 2003)          $    --          $       --           $       --

     Common stock issued                                                                  100

     Net Loss                                     --              (2,100)              (2,100)
                                             -------          -----------          -----------

BALANCE - DECEMBER 31, 2003                  $    --          $   (2,100)          $   (2,000)
                                             =======          ===========          ===========









   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.

                             STATEMENT OF CASH FLOWS

     For the period from June 25, 2003 (inception) through December 31, 2003



Cash Flows From Operating Activities
Net loss                                                                                    $    (2,100)
Adjustments to reconcile net loss to net
cash used by operating activities
Increase in accrued expenses                                                                      2,000
                                                                                        ----------------

Total adjustments                                                                                 2,000
                                                                                        ----------------

Net Cash Used in Operating Activities                                                              (100)
                                                                                        ----------------

Cash Flows From Investing Activities                                                                  -
                                                                                        ----------------

Cash Flows From Financing Activities
Issuance of common stock                                                                            100
                                                                                        ----------------

Net Cash Provided by Financing Activities                                                           100
                                                                                        ----------------


NET INCREASE (DECREASE) IN CASH                                                                       -

CASH AT JUNE 25, 2003 (INCEPTION)                                                                     -
                                                                                        ----------------

CASH AT END OF PERIOD                                                                       $         -
                                                                                        ================


Supplemental Schedule of Non-Cash Investing and Financing Activities

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of accrued expenses to common stock                                              $       100
                                                                                        ================




   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JUNE 25, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Anmore, Inc. (the Company), a Company incorporated in the state of New Jersey on June 25, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition
-------------------

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  ANMORE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JUNE 25, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003


Income Taxes
------------

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The financial statements reflect a deferred tax asset of approximately $700 as of December 31, 2003 and a valuation allowance of the same amount, since the Company did not have the revenue history to support the future recognition of the deferred tax asset. It is more likely that the deferred tax asset will not be recognized.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss Per Share
--------------

The Company computed basic and diluted loss per share amounts for December 31, 2003 and 2002 pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Recent Authoritative Pronouncements
-----------------------------------

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements which may apply to the Company.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.

SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

                                  ANMORE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JUNE 25, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

SFAS No. 146, "Accounting for Exit or Disposal Activities" addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, but will continue to use the method under APB Opinion No. 25 in accounting for stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

                                  ANMORE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JUNE 25, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.


NOTE 3 - SHAREHOLDERS' DEFICIT

Upon inception the Company issued 100,000 shares of at par value to its founder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003 and March 24, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                               Age   Positions and Offices Held
----                               ---   --------------------------

Giorgio Saumat                           President, Chief Executive Officer
                                         Chief Financial Officer, and Director

Irela Castillo                           Secretary, Treasurer and Director


BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Giorgio Saumat

Giorgio Saumat currently occupies the position of President, Chief Financial Officer, Chief Executive Officer and Director of Anmore, Inc. He has worked in different aspects of Real Estate ranging from Architecture while working with Arquitectonica, to development since the founding of CASAU Group, Inc. where he is currently employed. Giorgio holds a B.A. in Economics from Rutgers University, where he currently sits on the President's Council.

Irela Castillo

Irela Castillo currently serves as both the Secretary/Treasurer and Director of Anmore. She has had 33 years of extensive experience in all phases of high caliber management and internal operations being a top executive in companies generating $150 Million retail sales a year with as many as 45 locations and 3 large warehouses in the State of Florida.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name and Address of              Amount of                    Percentage
Beneficial Owner                 Beneficial Ownership         of Class
----------------                 --------------------         --------

CASAU Group, Inc.                   100,000                      100%

(1) Giorgio Saumat and Irela Castillo are the principal shareholders of CASAU Group, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               ANMORE, INC.

                               By: /s/ Giorgio Saumat
                              ---------------------------------------------
                                       Giorgio Saumat
                                       President, Secretary and Director

Dated: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Giorgio Saumat                  President, Secretary         March 29, 2004
---------------------               and Director
    Giorgio Saumat