Form 10QSB
period 2004-03-31
ANMORE INC
filed 2004-05-19
CIK 1252278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50336

                                  ANMORE, INC.
        (Exact name of small business issuer as specified in its charter)

        Florida                                                 20-0398885
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   ANMORE INC.

                         CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)





                                TABLE OF CONTENTS




                                                                Page

         Condensed Balance Sheets                                  2


         Condensed Statement of Operations                         3


         Condensed Statement of Cash Flows                         4


         Notes to the Condensed Financial Statements               5

                                  ANMORE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                March 31,         December 31,
                                                                                  2004                2003
                                                                             ---------------    ------------------
                                                                              (Unaudited)
                                     ASSETS

CURRENT ASSETS
       Cash                                                                     $         -        $          -
                                                                             ---------------    ----------------

           TOTAL ASSETS                                                         $         -        $          -
                                                                             ===============    ================


                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
       Accrued expenses                                                         $     2,000        $      2,000
                                                                             ---------------    ----------------

           TOTAL LIABILITIES                                                          2,000               2,000
                                                                             ---------------    ----------------

STOCKHOLDER'S DEFICIENCY
       Preferred stock - par value $0.001;
           5,000,000 shares authorized; none issued and outstanding                       -                   -
       Common stock - par value $0.001;
           50,000,000 shares authorized; 100,000 issued and outstanding                 100                 100
       Additional paid-in capital                                                         -                   -
       Accumulated deficit                                                           (2,100)             (2,100)
                                                                             ---------------    ----------------

       TOTAL STOCKHOLDER'S  DEFICIENCY                                          $    (2,000)       $     (2,000)
                                                                             ---------------    ----------------
           TOTAL LIABILITIES
             AND STOCKHOLDER'S DEFICIENCY                                       $         -        $          -
                                                                             ===============    ================





   The accompanying notes are an integral part of these financial statements

                                  ANMORE, INC.
                        CONDENSED STATEMENT OF OPERATIONS



                                                                           Three Months Ended
                                                                                March 31,
                                                                                  2004
                                                                             ---------------


REVENUES                                                                        $         -

OPERATING EXPENSES                                                                        -
                                                                             ---------------

LOSS BEFORE TAXES                                                                         -
       INCOME TAXES                                                                       -
                                                                             ---------------

       NET LOSS                                                                 $         -
                                                                             ===============

NET LOSS PER SHARE - Basic and Diluted                                          $         -
                                                                             ===============

Weighted average common
       shares - Basic and diluted                                                   100,000
                                                                             ===============


   The accompanying notes are an integral part of these financial statements

                                  ANMORE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS


                                                                           Three Months Ended
                                                                               March 31,
                                                                                 2004
                                                                             ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                 $         -
                                                                             ---------------

  NET CASH FLOWS USED BY OPERATING ACTIVITIES                                             -
                                                                             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  NET CASH USED BY INVESTING ACTIVITIES                                                   -
                                                                             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  NET CASH USED BY FINANCING ACTIVITIES                                                   -
                                                                             ---------------

NET INCREASE (DECREASE) IN CASH                                                           -

CASH AT JUNE 25, 2003 (INCEPTION)                                                         -
                                                                             ---------------

CASH AT END OF PERIOD                                                           $         -
                                                                             ===============



   The accompanying notes are an integral part of these financial statements

                                  ANMORE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business
--------

Anmore, Inc. (the Company), a Company incorporated in the state of New Jersey as of June 25, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The Company redomesticated in the State of Florida in November 2003. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Interim Financial Statements
----------------------------

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.


2.   STOCKHOLDER'S EQUITY:

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on June 25, 2003 in acceptance of the incorporation expenses for the Company. The Company has also authorized 5,000,000 shares of preferred stock at a par value of $0.001, none of which have been issued.

PLEASE UPDATE

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

Management plans do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

                                        ANMORE, INC.


Date:   May 19, 2004                    /s/ Giorgio Saumat
                                        --------------------------------
                                        Giorgio Saumat
                                        President, Secretary and Director