Form 10QSB
period 2004-06-30
ANMORE INC
filed 2004-08-19
CIK 1252278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2004: 19,800,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                   ANMORE INC.

                         CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)





                                TABLE OF CONTENTS




                                                                           Page

         Condensed Balance Sheets                                         F - 2


         Condensed Statement of Operations                                F - 3


         Condensed Statement of Cash Flows                                F - 4


         Notes to the Condensed Financial Statements                      F - 5

                                  ANMORE, INC.
                            CONDENSED BALANCE SHEETS

                                                                                         June 30,            December 31,
                                                                                           2004                  2003
                                                                                     -----------------     -----------------
                                                                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                                        $     105,952         $           -
                                                                                     -----------------     -----------------

           TOTAL ASSETS                                                                 $     105,952         $           -
                                                                                     =================     =================


                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Accrued expenses                                                                 $       2,000         $       2,000
       Loan payable to related party                                                            4,000                     -
                                                                                     -----------------     -----------------

           TOTAL LIABILITIES                                                                    6,000                 2,000
                                                                                     -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
       Preferred stock - par value $0.001;
           5,000,000 shares authorized; none issued and outstanding                                 -                     -
       Common stock - par value $0.001;
           50,000,000 shares authorized; 5,200,000 issued and outstanding                       5,200                   100
       Additional paid-in capital                                                              96,900                     -
       Accumulated deficit                                                                     (2,148)               (2,100)
                                                                                     -----------------     -----------------

       TOTAL STOCKHOLDERS' EQUITY ( DEFICIENCY)                                         $      99,952         $      (2,000)
                                                                                     -----------------     -----------------
           TOTAL LIABILITIES
             AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                      $     105,952         $           -
                                                                                     =================     =================


   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                                   2004                    2004
                                                           -------------------     --------------------
                                                                (Unaudited)             (Unaudited)
REVENUES                                                      $             -         $              -

OPERATING EXPENSES                                                         48                        -
                                                           -------------------     --------------------

LOSS BEFORE TAXES                                                         (48)                       -
       INCOME TAXES                                                         -                        -
                                                           -------------------     --------------------

       NET LOSS                                               $           (48)        $              -
                                                           ===================     ====================

NET LOSS PER SHARE - Basic and Diluted                        $             -         $              -
                                                           ===================     ====================

Weighted average common
       shares - Basic and diluted                                   2,792,500                1,420,750
                                                           ===================     ====================


   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS



                                                                       Six Months Ended
                                                                           June 30,
                                                                             2004
                                                                   -------------------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $                (48)
                                                                   -------------------------

  NET CASH FLOWS USED BY OPERATING ACTIVITIES                                           (48)
                                                                   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  NET CASH USED BY INVESTING ACTIVITIES                                                   -
                                                                   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of common stock                                           102,000
       Proceeds from related party loan                                               4,000
                                                                   -------------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         106,000
                                                                   -------------------------

NET INCREASE (DECREASE) IN CASH                                                     105,952

CASH - BEGINNING OF PERIOD                                                                -
                                                                   -------------------------

CASH - END OF PERIOD                                                   $            105,952
                                                                   =========================



   The accompanying notes are an integral part of these financial statements.

                                  ANMORE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004


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

Interim Financial Statements: The interim financial statements presented herein
----------------------------
have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2.   STOCKHOLDER'S EQUITY:

Common Stock includes 50,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on June 25, 2003 in acceptance of the incorporation expenses for the Company. The Company has also authorized 5,000,000 shares of preferred stock at a par value of $0.001, none of which have been issued.

During the three months ended June 30, 2004, the Company sold 5,100,000 shares of common stock for $.02 per share under an outstanding private placement memorandum.

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

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be making it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

During the three months ended June 30, 2004, the Company sold 5,100,000 shares of common stock for $.02 per share under an outstanding private placement memorandum. Subsequent to June 30, 2004, the Company sold an additional 700,000 shares of common stock for $.02 per share under the private placement memorandum, for a total of 5,800,000 shares sold. Under this private placement memorandum, the Company received a total of $116,000 in proceeds.

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

                                        ANMORE, INC.


Date:   August 19, 2004                 /s/ Giorgio Saumat
                                        --------------------------------
                                        Giorgio Saumat
                                        President, Secretary and Director