Form 10QSB
period 2004-09-30
ANMORE INC
filed 2004-11-22
CIK 1252278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 17, 2004: 19,900,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                         CONDENSED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)





                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

Condensed Balance Sheets                                                  F - 2


Condensed Statement of Operations                                         F - 3


Condensed Statement of Cash Flows                                         F - 4


Notes to the Condensed Financial Statements                               F - 5


                                  ANMORE, INC.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,       December 31,
                                                                                   2004                2003
                                                                             -----------------    ---------------
                                                                               (Unaudited)

                                     ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                                $     118,342        $         -
       Prepaid premium on related party commitment to note payable                    100,000                  -
                                                                             -----------------    ---------------

          TOTAL CURRENT ASSETS                                                        218,342                  -
                                                                             -----------------    ---------------

TOTAL ASSETS                                                                    $     218,342        $         -
                                                                             =================    ===============


                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Accrued expenses                                                         $       2,000        $     2,000
       Loan payable to related party                                                    4,000                  -
                                                                             -----------------    ---------------

          TOTAL LIABILITIES                                                             6,000              2,000
                                                                             -----------------    ---------------


STOCKHOLDERS' EQUITY (DEFICIENCY):
       Preferred stock - par value $0.001;
          5,000,000 shares authorized; none issued and outstanding                          -                  -
       Common stock - par value $0.001; 50,000,000 shares
          authorized; 19,9000,000 issued and outstanding                               19,900                100
       Additional paid-in capital                                                     376,200                  -
       Accumulated deficit                                                           (183,758)            (2,100)
                                                                             -----------------    ---------------

       TOTAL STOCKHOLDERS' EQUITY ( DEFICIENCY)                                       212,342             (2,000)
                                                                             -----------------    ---------------
          TOTAL LIABILITIES
            AND STOCKHOLDERS' EQUITY (DEFICIENCY)                               $     218,342        $         -
                                                                             =================    ===============


The accompanying notes are an integral part of these financial statements


                                  ANMORE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                                2004                           2004
                                                     ---------------------------     -------------------------
                                                           (Unaudited)                      (Unaudited)
REVENUES                                                    $                 -            $                -

OPERATING EXPENSES                                                      181,658                         1,658
                                                     ---------------------------     -------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (181,658)                       (1,658)
       PROVISION FOR INCOME TAXES                                             -                             -
                                                     ---------------------------     -------------------------

       NET LOSS                                             $          (181,658)           $           (1,658)
                                                     ===========================     =========================

NET LOSS PER SHARE - Basic and Diluted                      $             (0.01)           $            (0.00)
                                                     ===========================     =========================

Weighted average common
       shares - Basic and diluted                                    13,067,778                     5,776,676
                                                     ===========================     =========================



The accompanying notes are an integral part of these financial statements

                                  ANMORE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS



                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                                   2004
                                                                                          -----------------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                               $         (181,658)
       Adjustments to reconcile net loss to net cash
         flows used by operating activities:
          Common stock issued for services rendered                                                      180,000
          Common stock issued for prepaid premium
            on related party commitment to note payable                                                  100,000
       Change in operating assets and liabilities:
          Accrued expenses                                                                                 2,000
                                                                                          -----------------------

  NET CASH FLOWS USED BY OPERATING ACTIVITIES                                                            100,342
                                                                                          -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  NET CASH USED BY INVESTING ACTIVITIES                                                                        -
                                                                                          -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                                                 14,000

       Proceeds from loan to related party                                                                 4,000
                                                                                          -----------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               18,000
                                                                                          -----------------------

NET INCREASE (DECREASE) IN CASH                                                                          118,342

CASH - BEGINNING OF PERIOD                                                                                     -
                                                                                          -----------------------

CASH - END OF PERIOD                                                                          $          118,342
                                                                                          =======================


NON-CASH INVESTING AND FINANCING ACTIVITIES:

          Common stock issued for prepaid premium
            on related party commitment to note payable                                       $          100,000
                                                                                          =======================




The accompanying notes are an integral part of these financial statements

                                  ANMORE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business: Anmore, Inc. (the Company), a Company incorporated in the state of New
--------
Jersey as of June 25, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Interim Financial Statements: The interim financial statements presented herein
----------------------------
have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2.   STOCKHOLDER'S EQUITY:

On July 15, 2004, the Company issued 5,000,000 common shares to CASAU Group, Inc., as a premium for the commitment to a promissory note payable in the amount of $150,000. Such promissory note payable is non-interest bearing and will be funded in ten equal monthly amounts of $15,000 beginning on January 15, 2005. The prepaid premium on related party commitment to note payable was capitalized and recorded as a current asset in the accompanying condensed balance sheet and will be amortized over the ten month period that the note payable will be funded in fiscal year 2005.

During the three months ended September 30, 2004, the Company sold 700,000 shares of common stock for $0.02 per share to complete the outstanding private placement offering.

During the three months ended September 30, 2004, the Company issued 9,000,000 shares of common stock to directors and officers of the Company for services rendered. The fair value of the common stock was $180,000 based on the recent private placement value of $0.02 per share, and such amount was recorded as an operating expense in the accompanying income statement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

We are a development stage Florida-based real estate company that will offer benchmarked rental units for the Miami, Florida community. Our units will balance safety, cutting edge features, and a positive atmosphere for all tenants. We were originally incorporated in New Jersey, and in November of 2003, we redomesticated as a Florida Corporation. We sub-lease office space and equipment from CASAU Group, Inc. in a quality office space near downtown Miami. The management team of CASAU Group oversees the day-to-day operations of Anmore, and will continue to do so on a part-time basis, until we are fiscally responsible to assemble our own independent management team.

Our specific focus is on purchasing, developing, and leasing property located in the greater Miami area. Our first project will be to purchase vacant land in Miami and develop a small four-unit rental complex. After development, the complex will be an affordable, fully furnished, and technologically advanced living environment for the residents of South Miami as well as visitors to the area. As we grows, we will consider other properties both in and outside of Florida for purchase and development in order to diversify our assets.

During our development stage, we will rely heavily on word of mouth and the relationships of management, specifically Giorgio Saumat, our President, as the primary advertising and marketing techniques. Our assets will consist of the real estate that we develop into housing complexes. Our cash flow will be generated as the direct result of the purchasing, renting, and selling income producing real estate.

During the next twelve months, we intend to purchase land and properties. We have already begun the research of various properties in the greater Miami area, and plan to make an offer for the purchase of a property within the next year. We believe the cash in the bank is sufficient to place the initial down payment, and that we will be successful in retaining financing for remainder of the purchase and/or improvements. Once we enter into a purchase agreement for a property, we will begin to meet with contractors in order to negotiate the specifics of the project. We believe the negotiating process will be completed prior to the consummation of purchase contract, allowing the company to begin renovations as soon as the purchase is complete. Upon the commencement of construction/remodeling, we will begin to market our property in local newspapers and over the internet. Accordingly, we will complete our website to showcase the "complete package of services" our property will provide.

During the three months ended September 30, 2004, we issued a total of 19,800,000 shares of our common stock. On July 15, 2004, we issued 5,000,000 shares to CASAU Group, Inc., in consideration for $150,000 in the form of a non-interest bearing promissory note payable over a ten month period commencing January 15, 2005. In July 2004, we issued 5,000,000 shares to Giorgio Saumat, 1,000,000 shares to Giano Saumat, and 3,000,000 shares to Irela Castillo for services rendered to us. In July 2004, we completed a Regulation D, Rule 506 Offering in which we issued a total of 5,800,000 shares of our common stock to 37 shareholders at a price per share of $.02 for an aggregate offering price of $116,000.

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

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          Form 8K filed on October 14, 2004, to report a change in the certifying Accountant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANMORE, INC.


Date:   November 22, 2004               /s/ Giorgio Saumat
                                        --------------------------------
                                        Giorgio Saumat
                                        President, Secretary and Director