Form 10KSB
period 2004-12-31
ANMORE INC
filed 2005-04-18
CIK 1252278

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

                              For Fiscal Year Ended
                                December 31, 2004

                           Commission File #000-50336

                                  ANMORE, INC.
             (Exact name of registrant as specified in its charter)

                                    Florida
         (State or other jurisdiction of incorporation or organization)

                                   20-0398885
                      (IRS Employer Identification Number)

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

Yes   [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 15, 2005 is: 10,600,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated on June 25, 2003 under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception. In November 2003, we re-domesticated to Florida. We are a development stage company that will provide high-quality, comfortable rental units in Miami and other areas of Florida. Our management has the experience in developing units that provide high-quality, fair-cost living for individuals seeking the most up-to-date and technologically advanced living environment. Our focus on strong customer service will be reflected in our employee training procedures as well as our attention to detail in each unit.

Our intention is that the first property purchased by us will be vacant land located in Miami. We have already located several properties in Miami which we believe we will be able to purchase and then develop into rental properties. It is our intention to purchase at least one of these lots by the end of the fiscal year. We then intend to develop a small 4-unit rental property into an affordable, fully furnished and technologically advanced living environment located in South Miami.

Our apartment units will offer state-of-the-art living conditions reflective of the rapid advancements in technology and a growing need for quality housing. We are dedicated to a hassle free living environment in which our tenants can enjoy all the benefits of safe, attractive, and inviting units. Unlike many other realty companies that are solely concerned with turning profits, we will strive to maintain the highest level of customer satisfaction achievable. Tenant safety, happiness, and comfort will be our main goals. We will maintain competitive market prices, while working toward expanding the number of units owned, and increasing total profits earned. Just as customer satisfaction is an intricate part of our success, so is employee satisfaction. That is why our management believe that employee satisfaction will make us a success and is the key to its longevity.

With the exception of our initial project, our focus will be to purchase and develop existing apartment complexes. We will modify and remodel the acquired real estate so as to meet our standards and increase long-term assets and income.

Housing units are expected to be predominantly located in the Greater Miami area. We intend to target individuals and corporations who want full service rentals at fair prices. We believe that the following factors set forth the keys to our success:

          o Safe, quality housing including state-of-the-art amenities at competitive prices.

          o Maintain open communication with our customers in order to ensure the highest level of customer satisfaction and a long lasting reputation within the community.

          o Continuously expand the number of units owned and maintained, while increasing the level of profits for our shareholders.

          o Excellence in Research - know every investment inside and out.

We have established our business in an office space near the downtown area of Miami, Florida. We sub-lease space located at 4770 Biscayne Boulevard, Suite 1470 for $500 per month from CASAU Group, Inc., our principal shareholder. Included in this sub-lease agreement are provisions allowing for the use of office equipment, telephones, fax machine, copier, computers, and internet service. We will have a dedicated phone line and answering service so that all customer or business communications can be dealt with in an expedient and fluid manner. As we acquire new properties, we anticipate placing an office within any building containing more than 20 units.

We intend to acquire rental property expected to be an apartment complex with at least 10 units in the greater Miami area. At that time, we anticipate raising the down payment for such a purchase through a sale of securities and obtaining a traditional form of financing. We do not intend on proposing any secondary offering which diminishes the value of our initial investors. We will only do such an offering if it increases our shareholder value and earnings per share over the long-term.

We will offer a full-service experience by providing furnished units and including all utilities in the specified rent (water, electricity, basic cable, local phone service, and high-speed internet). Our tenants will have only one bill to pay every month. We will also offer an on-site repair service. An open line of communication between the renters and the management will always be open via our Web page and a 24-hour call-in answering service. We shall also provide local specials through merchants wishing to market their product to our tenants.

We will have brochures available at all offices/properties. This will give the customer a general outline of our units and explains the benefits of our product.

A monthly online newsletter will be sent to our clients and updated on our website. This newsletter will inform the clients as to our growth and outreach. It will also contain some human interest stories about our complexes and residents. This newsletter will allow us to partner with local businesses to help them advertise themselves among our tenants, while generating some extra income and expanding our services to our residents. We will advertise in local newspapers including The Miami Herald, Miami New Times, and Street. Our marketing strategies are simple but aim to reach a large amount of people. The layout of our publications and advertisements will have a sophisticated and contemporary look without being overly formatted.

We will have the most up-to-date technology provided to our customers, subcontractors, and other clients such as:

          o Ethernet ports and/or modem jacks will be installed in each unit developed by us.

          o    All units will be wired with digital cable.

          o All units will have access to a 24-hour copy/fax/computer center located on the premises at every complex.

          o Each unit will contain an emergency panic alert that automatically contacts the manager and the local police department.

Our main consumer base will primarily be the newly re-located professionals who benefit from the apartment's unparalleled level of quality, location, and amenities. We also target recent college grads and young individuals looking to move into a place where they do not need to purchase new furniture or leave specific deposits with each utility company in order to obtain services. These customers are looking for safe, high-quality environments. Our largest market segment in the Miami area is the young college grad and professional between the ages of 20-34. This customer is the most likely to desire the convenience and technological amenities that our properties provide. We expect this to be the largest growing segment at a rate of about 5%. Temporary professionals are another large segment. They will be attracted to the units because of the same technological needs, but will also be attracted to the comfortable, well maintained living environment. We will offer units that provide a quality "hub" during the transition of moving and a more economic situation than a hotel. We expect this segment to grow at a rate of about 4% with a more frequent turn over. Local middle-aged persons between the ages of 34-59 are the third largest segment as we provide a comfortable place to live at a competitive price with modern amenities to hold them over for home renovation or purchase in Miami.

We will attempt to maintain competitive prices, while offering state-of the-art technology in every unit. We will be competing with small landlords and large firms who have similar complexes. Our prices will be competitive with these larger firms while maintaining a high level of quality and expert management. However, we must follow market pricing trends in order to maintain a competitive advantage.

Our most successful promotion will come from word of mouth. As owners of real estate, we will be highly visible to the public. Since our complexes will be in the upper echelon of quality and livability, word will spread through the community about our unique appeal. Along with word of mouth, our most consistent form of promotion will come from ads in local publications such as The Miami New Times, The Miami Herald, and Street, as well as smaller magazines and circulations. We also will be personally promoting our product within the community.

We will focus on providing high-quality living in convenient locations with a wide customer base. It is also important we remain at the upper echelon in the quality range when compared to our competitors. We can only do this by organizing and implementing a sound plan that assumes responsibility for the functionality and appearance of our properties. We will have an updated Web site for anyone interested in our properties.

Marketing

Our focus is on the three previously mentioned market segments: young professionals (20-34), area professionals (35-59) looking for a temporary living place, and the traveling professionals that will be staying in Miami for a prolonged period of time. Our target customer is usually looking for higher end living facilities that foster a safe, enjoyable, and convenient environment. They are technologically savvy and desire access to the amenities we provide.

Marketing in a highly competitive housing industry depends on the recognition of excellence, as well as a point of difference to display our units in an individualized light. We intend to build a reputation upon these components.
We will have a commitment to customer satisfaction and fulfilling their demands. Our commitment to quality and comfort includes safety and 24-hour customer service.

The aspect of our living developments that differentiate us from all other real estate companies is our focus on maintaining the most advanced innovations on the market for our tenants.

Competition

Our competition comes from the small property owners offering un-furnished units for rent in the Miami area. Not until the third stage of our business process, management, will we have to deal with this competition on a price basis. The most important element of general competition, by far, is retaining tenants for repeat lease contracts. We realize the importance of making concessions in any single lease agreement in order to maintain our customers. With competitive rates and utilizing our specific model, our advantage is that there are very few, if any, companies which can provide a technologically advanced and fully furnished property with basic utilities included at affordable prices.

Employees

We currently have three employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137. This office space is subleased to us for $500 per month from the CASAU Group, Inc., our principal shareholder. Included in this sub-lease agreement are the use of the office equipment, telephones, fax machine, copier, computers, and internet service. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 15, 2005, there were 13 shareholders of record holding 10,600,000 shares of the Company's common stock. The Company's common stock is currently not available for trading on any nationally recognized exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We have sufficient funds to implement our business plan. Since our directors and officers will forgo compensation for the next twelve months and the need for additional employees is unlikely except for part-time clerical services, our costs will be kept to a minimum. Having low administrative and employee costs will allow us to spend our cash mostly on research of our market for the finding of a viable project. Although the third party note mentioned in previous filings has been mutually cancelled, it was done so because, to date, the local real estate market has not provided an opportunity for us to purchase. We will be able to revisit that loan in the future when we have found a prospective property. As a result of the on-going search for a "starter property" we also chose to repurchase many of the shares sold during our private placement. This was done in order to maintain a good capital structure, which will help us in raising funds in the future. Specifically, our plan of operation for the next 12 months requires us to:

     a. The research of various properties in the greater Miami area. Once we have approval of this registration, we will begin to place offers for purchase. We believe the cash in the bank is sufficient enough to place the initial down payment and we believe we will be successful in retaining financing for remainder of the purchase and/or improvements.

     b.   Complete the construction of our website.

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of April 15, 2005, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation
--------------------

For the fiscal period ended December 31, 2004 our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

ITEM 7. FINANCIAL STATEMENTS


                                  ANMORE, INC.


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


                                Table of Contents


Report of Independent Registered Public Accounting Firm................F - 2

Balance Sheet .........................................................F - 3

Statements of Operations ..............................................F - 4

Statements of Changes in Stockholders' Equity..........................F - 5

Statements of Cash Flows ..............................................F - 6

Notes to Financial Statements..........................................F - 7 -11

          Report of Independent Registered Public Accounting Firm



To the board of directors and stockholders of Anmore, Inc.

We have audited the accompanying balance sheet of Anmore, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anmore, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2004. The Company is working on various alternatives to improve the Company's financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




/s/ Jewett, Schwartz, & Associates

Hollywood, Florida
April 11, 2005


                                  ANMORE, INC.
                                 BALANCE SHEETS
                                                                                 December 31,
                                                                                     2004
                                                                                  ---------

                                     ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                                  $ 118,342
       Prepaid premium on related party commitment to note payable                  100,000
                                                                                  ---------

           TOTAL CURRENT ASSETS                                                     218,342
                                                                                  ---------

TOTAL ASSETS                                                                      $ 218,342
                                                                                  =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
       Accrued expenses                                                           $   2,000
       Loan payable to related party                                                  4,000
                                                                                  ---------

           TOTAL LIABILITIES                                                          6,000
                                                                                  ---------


STOCKHOLDERS' EQUITY:
       Preferred stock - par value $0.001;
           5,000,000 shares authorized; none issued and outstanding                      --
       Common stock - par value $0.001; 50,000,000 shares
           authorized; 19,900,000 issued and outstanding                             19,900
       Additional paid-in capital                                                   376,200
       Accumulated deficit                                                         (183,758)
                                                                                  ---------

       TOTAL STOCKHOLDERS' EQUITY                                                   212,342
                                                                                  ---------
           TOTAL LIABILITIES
             AND STOCKHOLDERS' EQUITY                                             $ 218,342
                                                                                  =========



                                  ANMORE, INC.
                            STATEMENTS OF OPERATIONS


                                                  For the Year Ended         For the Period from
                                                                               June 25, 2003
                                                      December 31,             (Inception) to
                                                                                 December 31,
                                                         2004                        2003
                                                    --------------              --------------
REVENUES                                             $        --                $        --

OPERATING EXPENSES                                       181,658                      2,100
                                                     -----------                -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (181,658)                    (2,100)
       PROVISION FOR INCOME TAXES                             --                         --
                                                     -----------                -----------

       NET LOSS                                      $  (181,658)               $    (2,100)
                                                     ===========                ===========

NET LOSS PER SHARE - Basic and Diluted               $     (0.03)               $     (0.02)
                                                     ===========                ===========

Weighted average common
       shares - Basic and diluted                      5,776,676                    100,000
                                                     ===========                ===========



                                  ANMORE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                        Preferred Stock         Common Stock
                                                      5,000,000 shares         50,000,000 shares
                                                          authorized              authorized
                                                     ---------------------   -------------------
                                                                Par Value            Par Value   Additional
                                                      Shares    $.001 per   Shares   $.001 per    Paid-In   Accumulated
                                                      Issued     share      Issued     share      Capital   Deficit       Total
                                                    ---------- ---------- ---------- ---------- ---------- ----------  ----------
BALANCE - INCEPTION (JUNE 25, 2003)                         -- $       --         -- $       -- $       -- $       --         $--

              Common stock issued                           --         --    100,000        100         --         --        100

              Net Loss                                      --         --         --         --         --     (2,100)     (2,100)
                                                    ---------- ---------- ---------- ---------- ---------- ----------  ----------

BALANCE - DECEMBER 31, 2003                                 -- $       --    100,000 $      100 $       -- $   (2,100) $   (2,000)

              Common stock issued at $.02 per share         --         --  5,100,000      5,100     96,900         --     102,000

              Common stock issued at $.02 per share         --         --  5,000,000      5,000     95,000         --     100,000

              Common stock issued at $.02 per share         --         --    700,000        700     13,300         --      14,000

              Common stock issued at $.02 per share         --         --  9,000,000      9,000    171,000         --     180,000

              Net Loss                                      --         --         --         --         --   (181,658)   (181,658)
                                                    ---------- ---------- ---------- ---------- ---------- ----------  ----------

BALANCE - DECEMBER 31, 2004                                 -- $       -- 19,900,000 $   19,900 $  376,200 $ (183,758) $  212,342
                                                    ========== ========== ========== ========== ========== ==========  ==========



                                  ANMORE, INC.
                             STATEMENT OF CASH FLOWS

                                                                                             For the period from
                                                                                               June 25, 2003
                                                                    For the Year Ended          (inception)
                                                                        December 31,           to December 31,
                                                                           2004                     2003
                                                                        ---------                ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                         $(181,658)               $  (2,100)
       Adjustments to reconcile net loss to net cash
         flows used by operating activities:
            Common stock issued for services rendered                     180,000                       --
            Common stock issued for prepaid premium
              on related party commitment to note payable                 100,000                       --
       Change in operating assets and liabilities:
            Accrued expenses                                                2,000                    2,000
                                                                        ---------                ---------

  NET CASH FLOWS USED BY OPERATING ACTIVITIES                             100,342                     (100)
                                                                        ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  NET CASH USED BY INVESTING ACTIVITIES                                        --                       --
                                                                        ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                  14,000                      100
       Proceeds from related party loan                                     4,000                       --
                                                                        ---------                ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                18,000                      100
                                                                        ---------                ---------

NET INCREASE (DECREASE) IN CASH                                           118,342                       --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                --                       --
                                                                        ---------                ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 118,342                $      --
                                                                        =========                =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                           $      --                $      --
                                                                        =========                =========
       Cash paid for income taxes                                       $      --                $      --
                                                                        =========                =========

Non-cash investing and financing activities
       Conversion of accrued expenses to common stock                   $      --                $     100
                                                                        =========                =========
       Common stock issued for sevices                                  $ 180,000                $      --
                                                                        =========                =========
       Common stock issued for prepaid premium
         on related party commitment to note payable                    $ 100,000                $      --
                                                                        =========                =========

                                  ANMORE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

1. ORGANIZATION

Business:  Anmore,  Inc. (the "Company") was under the laws of the State of
--------
Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date other than issuing shares to its original shareholders.

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

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company's ability to continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition
-------------------

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

                                  ANMORE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Income Taxes
------------

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has been inactive. Accordingly, no provision has been made for income taxes.

Loss Per Share
--------------

The Company computed basic and diluted loss per share amounts for December 31, 2004 and 2003 pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Stock-Based Compensation
------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure,' which allows entities to provide pr forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

                                  ANMORE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Recent Authoritative Pronouncements
-----------------------------------

Other-Than-Temporary Impairment of Investments

In March 2004, the EITF of the FASB reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. As of December 31, 2004, the Company determined that EITF 03-01 had no impact on its consolidated financial statements.

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2004.

Inventory Pricing

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin ("APB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

                                  ANMORE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that will require compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after June 15, 2005. Based on the number of shares and awards outstanding as of December 31, 2004 (and without giving effect to any awards which may be granted in 2005), we expect that the adoption of SFAS 123(R) will have no material impact to the financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

In July 2004, the Company issued 5,000,000 common shares to CASAU Group, Inc., as a premium for the commitment to a promissory note payable in the amount of $150,000. Such promissory note payable is non-interest bearing and will be funded in ten equal monthly amounts of $15,000 beginning on January 15, 2005. The prepaid premium on related party commitment to note payable was capitalized and recorded as a current asset in the accompanying condensed balance sheet and will be amortized over the ten month period that the note payable will be funded in fiscal year 2005.

During 2004, the Company sold 700,000 shares of common stock for $0.02 per share to complete the outstanding private placement offering.

During 2004, the Company issued 9,000,000 shares of common stock to directors and officers of the Company for services rendered. The fair value of the common stock was $180,000 based on the recent private placement value of $0.02 per share, and such amount was recorded as an operating expense in the accompanying income statement.

NOTE 4 - NOTE PAYABLE

During 2004, the Company issued a note payable in the amount of $4,000 to CASAU Group, Inc. The note is non-interest bearing and due upon demand.

                                  ANMORE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 5 - SUBSEQUENT EVENTS

In January 2005, the Company cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with a promissory note in the amount of $150,000.

During the period from January through March 2005, in connection with the private placement, the Company cancelled 4,300,000 shares of common stock. The fair value of the common stock was $86,000 based on the recent private placement value at $0.02 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Changes in internal controls
----------------------------

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and April 15, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                               Age   Positions and Offices Held
----                               ---   --------------------------

Giorgio Saumat                      25     President, Chief Executive Officer,
                                           and Director

Irela Castillo                      58     Chief Financial Officer, Secretary,
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until April 15, 2005.

ANNUAL COMPENSATION AND LONG TERM COMPENSATION


                        ANNUAL
COMPENSATION                                                               LONG TERM COMPENSATION

                                                              RESTRICTED OPTION
                                                 OTHER ANNUAL   STOCKS/PAYOUTS    SARS     LTIP      ALL OTHER
NAME             TITLE     YEAR  SALARY   BONUS  COMPENSATION    AWARDED (1)     ($)    COMPENSATION   COMPENSATION
----             -----     ----  ------   -----  ------------      -------        ---   ------------   -----------

Giorgio Saumat  President  2004     0       0             0       5,000,000        0             0              0
                CEO and
                Chairman

Irela Castillo  Secretary  2004     0       0             0       3,000,000        0             0              0
                Treasurer
                CFO and
                Director


(1) We paid these shares of our common stock with par value $.001 to our officers for services rendered in 2004.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         Name and Address      Amount and Nature       Percent
Title of Class        of Beneficial Owner     of Beneficial Owner      of Class
--------------        -------------------     -------------------      --------
Common Stock          CASAU Group, Inc.(1)       100,000                    .94%
                      4770 Biscayne Blvd.
                      Suite 1470
                      Miami, Florida 33137

Common Stock          Irela Castillo           3,000,000                 28.30%
                      4770 Biscayne Blvd.
                      Suite 1470
                      Miami, Florida 33137

Common Stock          Giorgio Saumat           5,000,000                 47.16%
                      4770 Biscayne Blvd.
                      Suite 1470
                      Miami, Florida 33137

Common Stock          Giano Saumat (2)         1,000,000                  9.43%
                      4770 Biscayne Blvd.
                      Suite 1470
                      Miami, Florida 33137

Common Stock          All executive officers   9,100,000                 85.83%
                      and directors as a group

     (1) Giorgio Saumat and Irela Castillo are the principal shareholders of CASAU Group, Inc. and are therefore deemed to be the beneficial owners of the 100,000 shares held by CASAU Group.

     (2) Giano Saumat is not an officer of director of the Company and therefore his shares are not part of the executive officers and directors as a group.

The percent of class is based on 10,600,000 shares of common stock issued and outstanding as of April 15, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use office space located at 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137. This office space is subleased to us for $500 per month from the CASAU Group, Inc., our principal shareholder.

Pursuant to a Stock Purchase Agreement dated September 24, 2003, Kent MacKay, our former President and sole shareholder, sold all 100,000 of our issued and outstanding shares to CASAU Group, Inc. for a purchase price of $24,000. Our current president, Giorgio Saumat, and our present Chief Financial Officer, Irela Castillo, are the principal shareholders of CASAU Group, Inc.

On July 15, 2004, we issued 5,000,000 shares of our common stock to CASAU Group, Inc. in consideration for a non-interest bearing Note in the amount of $150,000 payable in ten (10) equal monthly installments commencing January 15, 2005. Our current president, Giorgio Saumat, and our present Chief Financial Officer, Irela Castillo, are the principal shareholders of CASAU Group, Inc. As previously mentioned, this note was mutually cancelled. We will have the opportunity to revisit this loan in the future when we are closer to our objective of acquiring our first property.


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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,500.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

Dated: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Giorgio Saumat                  President, Secretary         April 15, 2005
---------------------               and Director
    Giorgio Saumat