Form 10QSB
period 2005-03-31
ANMORE INC
filed 2005-05-20
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50336

ANMORE, INC.

(Exact name of registrant as specified in its charter)

Florida	20-0398885
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4770 Biscayne Blvd., Suite 1470, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(305)-576-6833

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2005: 19,900,000 shares of common stock outstanding, $0.001 par value.

ANMORE, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ANMORE INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

TABLE OF CONTENTS

Page

Condensed Balance Sheets	2

Condensed Statement of Operations	3

Condensed Statement of Cash Flows	4

Notes to the Condensed Financial Statements	5

ANMORE, INC.
BALANCE SHEETS

		March 31,
		2005

	ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$ 27,342

TOTAL CURRENT ASSETS		27,342

TOTAL ASSETS		$ 27,342

	LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accrued expenses		$ 2,000
Loan payable to related party		4,000

TOTAL LIABILITIES		6,000

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding		-
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued and outstanding		10,350
Additional paid-in capital		194,750
Accumulated deficit		(183,758)

TOTAL STOCKHOLDERS’ EQUITY		21,342
TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY		$ 27,342

2

ANMORE, INC.
STATEMENTS OF OPERATIONS

	Three months ended	Three Months ended

	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -

OPERATING EXPENSES	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	-	-
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ -	$ -

NET LOSS PER SHARE - Basic and Diluted	$ -	$ -

Weighted average common
shares - Basic and diluted	12,258,708	100,000

3

ANMORE, INC.
STATEMENT OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ -
NET CASH FLOWS USED BY OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cancellation of common stock	(91,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(91,000)	-

NET INCREASE (DECREASE) IN CASH	(91,000)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	118,342	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 27,342	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities
Conversion of accrued expenses to common stock	$ -	$ -
Common stock issued for sevices	$ -	$ -
Common stock issued for prepaid premium
on related party commitment to note payable	$ -	$ -

4

ANMORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business: Anmore, Inc. (the Company), a Company incorporated in the state of Florida as of June 25, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2. STOCKHOLDER’S EQUITY:

In January 2005, the Company cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with a promissory note in the amount of $150,000.

During the quarter ended March 31, 2005, in connection with the private placement, the Company cancelled 4,550,000 shares of common stock. The fair value of the common stock was $91,000 based on the recent private placement value at $0.02 per share.

5

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results

of Operations

Plan of Operation

We have sufficient funds to implement our business plan. Since our directors and officers will forgo compensation for the next twelve months and the need for additional employees is unlikely except for part-time clerical services, our costs will be kept to a minimum. Having low administrative and employee costs will allow us to spend our cash mostly on research of our market for the finding of a viable project. Although the third party note mentioned in previous filings has been mutually cancelled, it was done so because, to date, the local real estate market has not provided an opportunity for us to purchase. We will be able to revisit that loan in the future when we have found a prospective property. As a result of the on-going search for a “starter property” we also chose to repurchase many of the shares sold during our private placement. This was done in order to maintain a good capital structure, which will help us in raising funds in the future. Specifically, our plan of operation for the next 12 months requires us to:

a.

The research of various properties in the greater Miami area. Once we have approval of this registration, we will begin to place offers for purchase. We believe the cash in the bank is sufficient enough to place the initial down payment and we believe we will be successful in retaining financing for remainder of the purchase and/or improvements.

b.	Complete the construction of our website.

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of May 18, 2005, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended March 31, 2005 our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	None.

Item 2. Changes in Securities.	None

Item 3. Defaults Upon Senior Securities.	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.	None

Item 5. Other Information.	None

Item 6. Exhibits and Reports of Form 8-K.	None.

No reports on Form 8-K were filed for this quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2005.

ANMORE, INC.

Date:	May 20, 2005	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director