Form 10QSB/A
period 2005-03-31
ANMORE INC
filed 2005-05-23
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2005: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

ANMORE, INC.

Date:	May 23, 2005	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director