Form 10QSB
period 2005-09-30
ANMORE INC
filed 2005-11-21
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2005: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ANMORE INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

TABLE OF CONTENTS

Page

Condensed Balance Sheets	2

Condensed Statement of Operations	3

Condensed Statement of Cash Flows	4

Notes to the Condensed Financial Statements	5

ANMORE, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$27,342	$118,342
Prepaid premium on related party commitment to note payable	-	100,000

TOTAL ASSETS	$27,342	$218,342

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accrued expenses	$7,000	$2,000
Loan payable to related party	4,000	4,000

TOTAL LIABILITIES	11,000	6,000

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - par value $0.001;
50,000,000 shares authorized; 10,350,000 issued and outstanding	10,350	19,900
Additional paid-in capital	194,750	376,200
Accumulated deficit	(188,758)	(183,758)

TOTAL STOCKHOLDERS’ EQUITY ( DEFICIENCY)	$16,342	$212,342

TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$27,342	$218,342

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended		Nine Months Ended
			Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	1,500	1,658	5,000	181,658

LOSS BEFORE TAXES	(1,500)	(1,658)	(5,000)	(181,658)
INCOME TAXES	-	-	-	-

NET LOSS	$(1,500)	$(1,658)	$(5,000)	$(181,658)

NET LOSS PER SHARE – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average common
shares - Basic and diluted	10,350,000	13,067,778	10,974,540	5,776,676

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended
September 30,
2005
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,000)
Changes in current assets and current liabilities
Decrease in premium	100,000
Increase in accrued expenses	5,000

NET CASH FLOWS USED BY OPERATING ACTIVITIES	100,000

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED BY INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cancellation of Common Stock	(191,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(191,000)

NET INCREASE (DECREASE) IN CASH	(91,000)

CASH - BEGINNING OF PERIOD	118,342

CASH - END OF PERIOD	$27,342

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of November 21, 2005, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended September 30, 2005, our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively  applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ANMORE, INC.

Date:	November 21, 2005	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director