Form 10KSB
period 2005-12-31
ANMORE INC
filed 2006-04-18
CIK 1252278

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50336

ANMORE, INC.

(Name of small business issuer in its charter)

FLORIDA	20-0398885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4770 Biscayne Blvd., Suite 1470, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(305)-576-6833

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of April 17, 2006 was: 10,350,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Housing units are expected to be predominantly located in the Greater Miami area. We intend to target individuals and corporations who want full service rentals at fair prices. We believe that the following factors set forth the keys to our success:

-	Safe, quality housing including state-of-the-art amenities at competitive prices.

-	Maintain open communication with our customers in order to ensure the highest level of customer satisfaction and a long lasting reputation within the community.

-	Continuously expand the number of units owned and maintained, while increasing the level of profits for our shareholders.

-	Excellence in Research - know every investment inside and out.

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

We will have the most up-to-date technology provided to our customers, subcontractors, and other clients such as:

-	Ethernet ports and/or modem jacks will be installed in each unit developed by us.

-	All units will be wired with digital cable.

-	All units will have access to a 24-hour copy/fax/computer center located on the premises at every complex.

-	Each unit will contain an emergency panic alert that automatically contacts the manager and the local police department.

Our main consumer base will primarily be the newly re-located professionals who benefit from the apartment’s unparalleled level of quality, location, and amenities. We also target recent college grads and young individuals looking to move into a place where they do not need to purchase new furniture or leave specific deposits with each utility company in order to obtain services. These customers are looking for safe, high-quality environments. Our largest market segment in the Miami area is the young college grad and professional between the ages of 20-34. This customer is the most likely to desire the convenience and technological amenities that our properties provide. We expect this to be the largest growing segment at a rate of about 5%. Temporary professionals are another large segment. They will be attracted to the units because of the same technological needs, but will also be attracted to the comfortable, well maintained living environment. We will offer units that provide a quality “hub” during the transition of moving and a more economic situation than a hotel. We expect this segment to grow at a rate of about 4% with a more frequent turn over. Local middle-aged persons between the ages of 34-59 are the third largest segment as we provide a comfortable place to live at a competitive price with modern amenities to hold them over for home renovation or purchase in Miami.

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

Our most successful promotion will come from word of mouth. As owners of real estate, we will be highly visible to the public. Since our complexes will be in the upper echelon of quality and livability, word will spread through the community about our unique appeal. Along with word of mouth, our most consistent form of promotion will from ads in local publications such as The Miami New Times, The Miami Herald, and Street, as well as smaller magazines and circulations. We also will be personally promoting our product within the community.

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

On April 17, 2006, there were 13 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

Dividends

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On June 25, 2003, we issued 100,000 shares to Kent MacKay for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. On September 24, 2003, Kent MacKay transferred the 100,000 shares to CASAU Group, Inc. pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On July 15, 2004, we issued 5,000,000 shares to CASAU Group, Inc., in consideration for $150,000 in the form of a non-interest bearing promissory note payable over a ten month period commencing January 15, 2005. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. In January 2005, we cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with the promissory note.

In July 2004, we issued 5,000,000 shares to Giorgio Saumat, 1,000,000 shares to Giano Saumat, and 3,000,000 shares to Irela Castillo for services rendered to us. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

In July 2004, we completed a Regulation D, Rule 506 Offering in which we issued a total of 5,800,000 shares of our common stock to 37 shareholders at a price per share of $.02 for an aggregate offering price of $116,000. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. As of December 31, 2005, we cancelled 4,550,000 shares of common stock issued in connection with the private placement

Equity Compensation Plan Information

The following table sets forth certain information as of April 17, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of April 17, 2005, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended December 31, 2005 our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Capital Resources and Liquidity.

As of December 31, 2005, we had $27,432 in cash. Our general and administrative expenses are expected to average less than $1,000 per month for the next 12 months based upon our projected operating budget. Therefore, we currently have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $7,650 in the twelve months ending December 31, 2005. As of December 31, 2005, we had total current assets of $27,342 including cash of $27,342. As of December 31, 2005 our total current liabilities amounted to $13,650.

Critical Accounting Policies

Anmore’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Anmore’s Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Anmore’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7.	FINANCIAL STATEMENTS

ANMORE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through December 31, 2005.

Table of Contents

Report of Independent Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Operations	F – 4

Statements of Changes in Stockholders’ Equity	F – 5

Statements of Cash Flows	F – 6

Notes to Financial Statements	F – 7 -12

Report of Independent Registered Public Accounting Firm

To the board of directors and stockholders

of Anmore, Inc.

We have audited the accompanying balance sheet of Anmore, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anmore, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2005. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, & Associates

Hollywood, Florida

April 13, 2006

ANMORE, INC.
(A Development Stage Company)
BALANCE SHEET

		December 31,
		2005

	ASSETS

CURRENT ASSETS:

Cash and cash equivalents		$27,342

TOTAL CURRENT ASSETS		27,342

TOTAL ASSETS		27,342

	LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses		$5,000
Loan payable to related party		8,650

TOTAL CURRENT LIABILITIES		13,650

COMMIMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY:
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding		-
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued and outstanding		10,350
Additional paid-in capital		194,750
Deficit accumulated during the development stage		(191,408)

TOTAL STOCKHOLDERS’ EQUITY		13,692
TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY		$27,342

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period
			from June 25,
	December 31,	December 31,	2003 (inception)
	2005	2004	to December 31, 2005

REVENUES	$-	$-	$-

OPERATING EXPENSES	7,650	181,658	191,408

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,650)	(181,658)	(191,408)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,650)	$(181,658)	$(191,408)

Weighted average common
shares - Basic and diluted	10,816,690	5,776,676

NET LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	5,000,000 shares authorized		50,000,000 shares authorized		Additional
	Shares	Par Value	Shares	Par Value	Paid-In	Accumulated
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Total

Founders stock issued at par value	-	$-	100,000	$100	$-	$-	$100

Net loss	-	-	-	-	-	(2,100)	(2,100)

BALANCE - DECEMBER 31, 2003	-	$-	100,000	$100	$-	(2,100)	$(2,000)

Common stock issued at $.02 per share in private placement memorandum	-	-	5,100,000	5,100	96,900	-	102,000

Common stock issued at $.02 per share for premium	-	-	5,000,000	5,000	95,000	-	100,000

Common stock issued at $.02 per share in private placement offering	-	-	700,000	700	13,300	-	14,000

Common stock issued at $.02 per share for services	-	-	9,000,000	9,000	171,000	-	180,000

Net Loss	-	-	-	-	-	(181,658)	(181,658)

BALANCE - DECEMBER 31, 2004	-	$-	19,900,000	$19,900	$376,200	$(183,758)	$212,342

Cancellation of common stock issued at $.02 per share	-	-	(9,550,000)	(9,550)	(181,450)	-	(191,000)

Net Loss	-	-	-	-	-	(7,650)	(7,650)

BALANCE - DECEMBER 31, 2005	-	$-	10,350,000	$10,350	$194,750	$(191,408)	$13,692

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period
	For the Year Ended	For the Year Ended	from June 25,
	December 31,	December 31,	2003 (inception)
	2005	2004	to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,650)	$(181,658)	$(191,408)
Adjustments to reconcile net loss to net cash
flows used by operating activities:
Common stock issued for services rendered	-	180,000	180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-	100,000	100,000
Change in operating assets and liabilities:
Prepaid premium on related party
commitment to note payable	100,000	-	-
Accrued expenses	3,000	2,000	5,000

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	95,350	100,342	93,592

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	14,000	116,100
Cancellation of common stock	(191,000)	-	(191,000)
Proceeds from related party loan	4,650	4,000	8,650

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(186,350)	18,000	(66,250)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(91,000)	118,342	27,342

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$118,342	$-	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,342	$118,342	$27,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities
Conversion of accrued expenses to common stock	$-	$-	$-
Common stock issued for services	$-	$180,000	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$100,000	$100,000

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

1. ORGANIZATION

Business: Anmore, Inc. (Company) was incorporated under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has had no operations to date other than issuing shares to its original shareholders.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (public) company whose securities are qualified for trading in the United States secondary market.

The Company will attempt to locate other business entities with the intent of combining operations. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants include a “going concern” paragraph in their audit report accompanying these consolidated financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that current funds are sufficient to place an initial deposit on property and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

The accompanying financial statements for prior fiscal years contain certain reclassifications to conform with the current year’s presentation.

Revenue Recognition

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has been inactive. Accordingly, no provision has been made for income taxes.

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2005 and 2004 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Recent Authoritative Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 (SFAS 123(R)) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Based on zero shares and awards outstanding as of December 31, 2005, the adoption of SFAS 123(R) had no impact on earnings in 2005.

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released SAB No. 107, “Share-Based Payments,”. The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after December 31, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS 143 (FIN No. 47)”. FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154)”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

NOTE 3 - STOCKHOLDERS’ EQUITY

In June 2004, the Company issued 5,100,000 common shares for $0.02 per share under an outstanding private placement memorandum. The fair value of the common shares was $102,000.

In July 2004, the Company issued 5,000,000 common shares to CASAU Group, Inc., as a premium for the commitment to a promissory note payable in the amount of $150,000. Such promissory note payable is non-interest bearing and will be funded in ten equal monthly amounts of $15,000 beginning on January 15, 2005. The prepaid premium on related party commitment to note payable was capitalized and recorded as a current asset in the accompanying condensed balance sheet and will be amortized over the ten month period that the note payable will be funded in fiscal year 2005. In 2004, the stock was valued at the amount of prepaid premium, which was $100,000.

During 2004, the Company sold 700,000 shares of common stock for $0.02 per share to complete the outstanding private placement offering. The fair value of the common shares was $14,000.

During 2004, the Company issued 9,000,000 shares of common stock to directors and officers of the Company for services rendered. The fair value of the common stock was $180,000 based on the recent private placement value of $0.02 per share, and such amount was recorded as an operating expense in the accompanying income statement.

In January 2005, the Company cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with a promissory note in the amount of $150,000. These shares were valued at $100,000, which was the amount equal to the prepaid premium.

During the period from January through March 2005, in connection with the private placement, the Company cancelled 4,550,000 shares of common stock. The fair value of the common stock was $91,000 based on the recent private placement value at $0.02 per share.

ANMORE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004 and the period of June 25, 2003 (inception) through
December 31, 2005

NOTE 4 – NOTE PAYABLE

A stockholder loaned a total of $8,650 to the Company as of December 31, 2005. There are no set repayment terms and these loans are considered non-interest bearing.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 17, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position/Date

Giorgio Saumat	26	Director, President, Chief Executive Officer; September 24, 2003

Irela Castillo	59	Director, Chief Financial Officer, Secretary, Treasurer; September 24, 2003

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

GIORGIO SAUMAT currently occupies the position of President, Chief Financial Officer, Chief Executive Officer and Director of Anmore, Inc. He has worked in different aspects of Real Estate ranging from Architecture while working with Arquitectonica, to development since the founding of CASAU Group, Inc. where he is currently employed. Giorgio holds a B.A. in Economics from Rutgers University, where he currently sits on the President’s Council.

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending December 31, 2005 and December 31, 2004 whose salary and compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

Giorgio Saumat President, Chief Executive Officer	2005	0	0	0	0	0
	2004	0	0	0	5,000,000 (1)	0

Irela Castillo Chief Financial Officer, Secretary, Treasurer	2005	0	0	0	0	0
	2004	0	0	0	3,000,000 (1)	0

(1) We paid these shares of our common stock with par value $.001 to our officers for services rendered in 2004.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until April 14, 2005.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 17, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (4)

Common Stock	CASAU Group, Inc. (2)	100,000.97%

Common Stock	Irela Castillo	3,000,000	28.99%

Common Stock	Giorgio Saumat	5,000,000	48.31%

Common Stock	Giano Saumat (3)	1,000,000	9.66%

Officers and Directors As a Group		8,100,000	87.93

(1)	The address of each beneficial owner is 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137
(2)	Giorgio Saumat and Irela Castillo are the principal shareholders of CASAU Group, Inc. and are therefore deemed to be the beneficial owners of the 100,000 shares held by CASAU Group.
(3)	Giano Saumat is not an officer of director of the Company and therefore his shares are not part of the executive officers and directors as a group.
(4)	The percent of class is based on 10,350,000 shares of common stock issued and outstanding as of April 17, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003	3.2	By-Laws

Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 18, 2005.	14	Code of Ethics

	31.1	Certification of Giorgio Saumat pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Irela Castillo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Giorgio Saumat pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Irela Castillo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2005 and December 31, 2004, we were billed approximately $4,650 and $4,000, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005 and December 31, 2004.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANMORE, INC.

By:	/s/ Giorgio Saumat
GIORGIO SAUMAT
Chief Executive Officer

Dated:	April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Giorgio Saumat Giorgio Saumat	Director President Chief Executive Officer	April 17, 2006

Name	Title	Date
/s/ Irela Castillo Irela Castillo	Director Chief Financial Officer Secretary Treasurer	April 17, 2006