Form 10QSB
period 2006-03-31
ANMORE INC
filed 2006-05-22
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 22,2006: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ANMORE, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005 and the period of June 25, 2003 (inception) through March 31, 2006.

Table of Contents

Condensed Balance Sheet ..	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

ANMORE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

March 31,
2006
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$27,342

TOTAL CURRENT ASSETS	27,342

TOTAL ASSETS	27,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$7,000
Loan payable to related party	8,650

TOTAL CURRENT LIABILITIES	15,650

COMMIMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY:
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued and outstanding	10,350
Additional paid-in capital	194,750
Deficit accumulated during the development stage	(193,408)

TOTAL STOCKHOLDERS’ EQUITY	11,692
TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY	$27,342

The accompanying notes are an integral part of these financial statements

ANMORE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Period
			from June 25,
	March 31,	March 31,	2003 (inception)
	2006	2005	to March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES	2,000	-	193,408

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,000)	-	(193,408)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,000)	$-	$(193,408)

Weighted average common
shares - Basic and diluted	10,350,000	12,258,708

NET LOSS PER SHARE - Basic and Diluted	$-	$-

The accompanying notes are an integral part of these financial statements

ANMORE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
			For the Period
	For the Three Months Ended	For the Three Months Ended	from June 25,
	March 31,	March 31,	2003 (inception)
	2006	2005	to March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$-	$(193,408)
Adjustments to reconcile net loss to net cash
flows used by operating activities:
Common stock issued for services rendered	-	-	180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-	-	100,000
Change in operating assets and liabilities:
Accrued expenses	2,000	-	7,000

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	-	-	93,592

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	116,100
Cancellation of common stock	-	(91,000)	(191,000)
Proceeds from related party loan	-	-	8,650

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(91,000)	(66,250)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
NET INCREASE (DECREASE) IN CASH	-	(91,000)	27,342

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$27,342	$118,342	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,342	$27,342	$27,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities
Common stock issued for services	$-	$-	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements

ANMORE, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005 and the period of June 25, 2003 (inception) through March 31, 2006.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Reclassifications: The accompanying financial statements for prior fiscal years contain certain reclassifications to conform with the current year’s presentation.

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2. STOCKHOLDERS’ EQUITY:

In January 2005, the Company cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with a promissory note in the amount of $150,000.

ANMORE, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005 and the period of June 25, 2003 (inception) through March 31, 2006.

During the quarter ended March 31, 2005, in connection with the private placement, the Company cancelled 4,550,000 shares of common stock. The fair value of the common stock was $91,000 based on the recent private placement value at $0.02 per share.

3. NOTE PAYABLE:

A stockholder loaned a total of $8,650 to the Company as of March 31, 2006. There are no set repayment terms and these loans are considered non-interest bearing.

4. SUBSEQUENT EVENTS:

In May 2006, the Company repurchased 100,000 common shares from an investor. The fair value of the common stock was $2,000 based on the previous private placement value at $0.02 per share.

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of May 19, 2006, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended March 31, 2006, our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Anmore views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Anmore’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No reports on Form 8-K were filed for this quarter of 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

ANMORE, INC.

Date:	May 22, 2006	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director