Form 10QSB
period 2006-09-30
ANMORE INC
filed 2006-11-14
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50336

ANMORE, INC.
(Exact name of registrant as specified in its charter)

Florida	98-0401803
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4770 Biscayne Blvd., Suite 1470, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2006: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ANMORE, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2006 and 2005 and the period of June 25, 2003 (inception) through September 30, 2006.

Table of Contents

Condensed Balance Sheet ..	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements ..	5

ANMORE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$20,948	$27,342

TOTAL CURRENT ASSETS	20,948	27,342

TOTAL ASSETS	$20,948	$27,342

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$4,025	$5,000
Loan payable to related party	12,000	8,650

TOTAL CURRENT LIABILITIES	16,025	13,650

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued,
of which 100,000 are in treasury	10,350	10,350
Additional paid-in capital	194,750	194,750
Deficit accumulated during the development stage	(198,177)	(191,408)
Common stock in treasury, at cost, 100,000 shares	(2,000)

TOTAL STOCKHOLDERS' EQUITY	4,923	13,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,948	$27,342

The accompaning notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	For the Period from June 25,
	September 30,	September 30,	September 30,	September 30,	2003 (inception)
	2006	2005	2006	2005	to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES	2,764	1,500	6,769	5,000	198,177

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,764)	(1,500)	(6,769)	(5,000)	(198,177)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,764)	$(1,500)	(6,769)	(5,000)	$(198,177)

Weighted average common
shares - Basic and diluted	10,250,000	10,350,000	10,294,444	10,974,540

NET LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompaning notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			For the Period
	Nine Months Ended	Nine Months Ended	from June 25,
	September 30,	September 30,	2003 (inception)
	2006	2005	to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,769)	$(5,000)	$(198,177)
Adjustments to reconcile net loss to net cash
flows used by operating activities:
Common stock issued for services rendered	-		180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-		100,000
Change in operating assets and liabilities:
Decrease in premium		100,000
Accrued expenses and loan payable-related party	2,375	5,000	7,375

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	(4,394)	100,000	89,198

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-		116,100
Cancellation of common stock	-	(191,000)	(191,000)
Proceeds from related party loan	-	-	8,650
Purchase of treasury stock	(2,000)	-	(2,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,000)	(191,000)	(68,250)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
NET INCREASE (DECREASE) IN CASH	(6,394)	(91,000)	20,948

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$27,342	$118,342	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,948	$27,342	$20,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities
Common stock issued for services	$-	$-	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$-	$100,000

The accompaning notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2006 and 2005 and the period of June 25, 2003 (inception) through September 30, 2006.

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

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

2. STOCKHOLDERS’ EQUITY:

In January 2005, the Company cancelled 5,000,000 shares of common stock which were issued to CASAU Group, Inc. in connection with a promissory note in the amount of $150,000.

ANMORE, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

For the Nine Months Ended September 30, 2006 and 2005 and the period of June 25, 2003 (inception) through June 30, 2006.

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

3. NOTE PAYABLE:

A stockholder loaned a total of $12,000 to the Company as of September 30, 2006. There are no set repayment terms and these loans are considered non-interest bearing.

4. SUBSEQENT EVENTS:

The Company repurchased 500,000 common shares from investors for $10,000. The shares will be recorded as treasury stock at cost.

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of November 13, 2006, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended September 30, 2006, our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
 Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)     Exhibits

31.1    Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)     Reports of Form 8-K

       No reports on Form 8-K were filed for this quarter of 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

ANMORE, INC.

Date:	November 13, 2006	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director