Form 10KSB
period 2006-12-31
ANMORE INC
filed 2007-03-30
CIK 1252278

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
Yes ☒ No ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of March 28, 2007: 10,350,000
Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

We have established our business in an office space near the downtown area of Miami, Florida. We sub-lease space located at 4770 Biscayne Boulevard, Suite 1470 for no consideration from CASAU Group, Inc., our principal shareholder. Included in this sub-lease agreement are provisions allowing for the use of office equipment, telephones, fax machine, copier, computers, and internet service. We will have a dedicated phone line and answering service so that all customer or business communications can be dealt with in an expedient and fluid manner. As we acquire new properties, we anticipate placing an office within any building containing more than 20 units.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137. This office space is subleased to us for no consideration from the CASAU Group, Inc., our principal shareholder. Included in this sub-lease agreement are the use of the office equipment, telephones, fax machine, copier, computers, and internet service. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 28, 2007, there were 13 shareholders of record of the Company’s common stock. The Company’s common stock is currently not available for trading on any nationally recognized exchange.

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

The following table sets forth certain information as of May 28, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of March 28, 2007, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the fiscal period ended December 31, 2006 our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Capital Resources and Liquidity.

As of December 31, 2006, we had $10,903 in cash. Our general and administrative expenses are expected to average less than $1,000 per month for the next 12 months based upon our projected operating budget. Therefore, we currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $12,455 in the twelve months ending December 31, 2006. As of December 31, 2006, we had total current assets of $10,903 including cash of $10,903. As of December 31, 2006 our total current liabilities amounted to $21,666.

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

ITEM 7.  FINANCIAL STATEMENTS

ANMORE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and
the period of June 25, 2003 (inception) through December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the board of directors and stockholders
of Anmore, Inc.

We have audited the accompanying balance sheet of Anmore, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period of June 25, 2003 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anmore, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period of June 25, 2003 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficit at December 31, 2006. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, & Associates

Hollywood, Florida
March 27, 2007

ANMORE, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2006

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$10,903

TOTAL CURRENT ASSETS	10,903

TOTAL ASSETS	$10,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$5,666
Loan payable to related party	16,000

TOTAL CURRENT LIABILITIES	21,666

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT:
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding	-
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued	10,350
Treasury stock, at cost; 600,000 shares	(12,000)
Additional paid-in capital	194,750
Deficit accumulated during the development stage	(203,863)

TOTAL STOCKHOLDERS' DEFICIT	(10,763)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$10,903

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period from June 25,
	December 31,	December 31,	2003 (inception)
	2006	2005	to December 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES	12,455	7,650	203,863

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,455)	(7,650)	(203,863)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,455)	$(7,650)	$(203,863)

WEIGHTED AVERAGE COMMON
SHARES-BASIC AND DILUTED	10,201,233	10,816,690

NET LOSS PER SHARE - Basic and Diluted	$ nil	$ nil

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	50,000,000 shares authorized		Additional
	Shares	Par Value	Paid-In	Treasury	Accumulated
	Issued	$.001 per share	Capital	Stock	Deficit	Total

Founders stock issued at par value	100,000	$100	$-	$-	$-	$100

Net loss	-	-	-	-	(2,100)	(2,100)

BALANCE - DECEMBER 31, 2003	100,000	$100	$-	$-	$(2,100)	$(2,000)

Common stock issued at $.02 per share in private placement memorandum	5,100,000	5,100	96,900	-	-	102,000

Common stock issued at $.02 per share for premium	5,000,000	5,000	95,000	-	-	100,000

Common stock issued at $.02 per share in private placement offering	700,000	700	13,300	-	-	14,000

Common stock issued at $.02 per share for services rendered	9,000,000	9,000	171,000	-	-	180,000

Net Loss	-	-	-	-	(181,658)	(181,658)

BALANCE - DECEMBER 31, 2004	19,900,000	$19,900	$376,200	$-	$(183,758)	$212,342

Cancellation of common stock issued at $.02 per share	(9,550,000)	(9,550)	(181,450)	-	-	(191,000)

Net Loss	-	-	-	-	(7,650)	(7,650)

BALANCE - DECEMBER 31, 2005	10,350,000	$10,350	$194,750	$-	$(191,408)	$13,692

Treasury stock purchased at $.02 per share	-	-	-	(12,000)	-	(12,000)

Net Loss	-	-	-	-	(12,455)	(12,455)

BALANCE - DECEMBER 31, 2006	10,350,000	$10,350	$194,750	$(12,000)	$(203,863)	$(10,763)

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
CHANGES IN STATEMENTS OF CASH FLOWS
			For the Period
	For the Year Ended	For the Year Ended	from June 25,
	December 31,	December 31,	2003 (inception)
	2006	2005	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,455)	$(7,650)	$(203,863)
Adjustments to reconcile net loss to net cash
flows provided by (used in) operating activities:
Common stock issued for services rendered	-	-	180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-	-	100,000
Change in operating assets and liabilities:
Prepaid premium on related party
commitment to note payable	-	100,000	-
Accrued expenses	666	3,000	5,666

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,789)	95,350	81,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	116,100
Cancellation of common stock	-	(191,000)	(191,000)
Purchase of treasury stock	(12,000)		(12,000)
Proceeds from related party loan	7,350	4,650	16,000

NET CASH USED IN FINANCING ACTIVITIES	(4,650)	(186,350)	(70,900)

NET INCREASE (DECREASE) IN CASH	(16,439)	(91,000)	10,903

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$27,342	$118,342	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,903	$27,342	$10,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	$-	$-	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

NOTE 1- ORGANIZATION

Business

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants include a “going concern” paragraph in their audit report accompanying these consolidated financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. As shown in the accompanying financial statements, the Company has incurred net losses of $12,455 and $7,650 during the years ended December 31, 2006 and 2005, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. At this time the company is inactive and does not generate revenue.

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

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

Earnings Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2006 and 2005 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity on the balance sheet. As of December 31, 2006 the company held 600,000 shares of treasury stock valued at a cost of $0.02 per share. If shares are reissued, the weighted average cost method is used for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

Recent Authoritative Pronouncements

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 (SFAS 123(R)) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Based on zero shares and awards outstanding as of December 31, 2006, the adoption of SFAS 123(R) had no impact on earnings in 2006.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin, (SAB) 107, “Share-Based Payments,”. The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets—An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Non-monetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after December 31, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47)”. FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2006.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a Replacement of APB 20 and FASB 3 (SFAS 154)”. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006
Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006
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

On May 8, 2006 the Company repurchased 100,000 shares at a cost of $2,000. These shares are held in treasury.

Company repurchased 500,000 shares of common stock for $10,000 on November 1, 2006. These shares are held in treasury.

ANMORE, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005 and the period of
June 25, 2003 (inception) through December 31, 2006

NOTE 4 - LOAN PAYABLE

A stockholder loaned a total of $16,000 to the Company as of December 31, 2006. There are no set repayment terms and these loans are considered non-interest bearing.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 28, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position/Date

Giorgio Saumat	27	Director, President, Chief Executive Officer, Chief Financial Officer; September 24, 2003

Irela Castillo	60	Director, Secretary, Treasurer; September 24, 2003

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, reports required to be filed were timely filed in fiscal year ended December 31, 2006.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following information relates to compensation received by our officers in fiscal year ending December 31, 2006 and December 31, 2005 whose salary and compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options

Giorgio Saumat President, Chief Executive Officer, Chief Financial Officer	2006	0	0	0	0	0
	2005	0	0	0	0	0
	2004	0	0	0	5,000,000 (1)	0

Irela Castillo Secretary, Treasurer	2006	0	0	0	0	0
	2005	0	0	0	0	0
	2004	0	0	0	3,000,000 (1)	0

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

The table above summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until March 28, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 28, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (4)

Common Stock	CASAU Group, Inc. (2)	100,000.97%

Common Stock	Irela Castillo	3,000,000	28.99%

Common Stock	Giorgio Saumat	5,000,000	48.31%

Common Stock	Giano Saumat (3)	1,000,000	9.66%

Officers and Directors As a Group		8,100,000	87.93

(1)	The address of each beneficial owner is 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137
(2)	Giorgio Saumat and Irela Castillo are the principal shareholders of CASAU Group, Inc. and are therefore deemed to be the beneficial owners of the 100,000 shares held by CASAU Group.
(3)	Giano Saumat is not an officer of director of the Company and therefore his shares are not part of the executive officers and directors as a group.
(4)	The percent of class is based on 10,350,000 shares of common stock issued and outstanding as of March 28, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use office space located at 4770 Biscayne Blvd., Suite 1470, Miami, Florida 33137. This office space is subleased to us for $500 per month from the CASAU Group, Inc., our principal shareholder.

Pursuant to a Stock Purchase Agreement dated September 24, 2003, Kent MacKay, our former President and sole shareholder, sold all 100,000 of our issued and outstanding shares to CASAU Group, Inc. for a purchase price of $24,000. Our current president, Giorgio Saumat, and our present Secretary, Irela Castillo, are the principal shareholders of CASAU Group, Inc.

On July 15, 2004, we issued 5,000,000 shares of our common stock to CASAU Group, Inc. in consideration for a non-interest bearing Note in the amount of $150,000 payable in ten (10) equal monthly installments commencing January 15, 2005. Our current president, Giorgio Saumat, and our Secretary, Irela Castillo, are the principal shareholders of CASAU Group, Inc. As previously mentioned, this note was mutually cancelled. We will have the opportunity to revisit this loan in the future when we are closer to our objective of acquiring our first property.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2006 and December 31, 2005, we were billed approximately $8,750 and $4,650, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006 and December 31, 2005.

Tax Fees

For the Company’s fiscal years ended December 31, 2006 and December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANMORE, INC.

By:	/s/ Giorgio Saumat
GIORGIO SAUMAT
Chief Executive Officer

Dated:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Giorgio Saumat Giorgio Saumat	Director President Chief Executive Officer and Chief Financial Officer	March 30, 2007

Name	Title	Date
/s/ Irela Castillo Irela Castillo	Director Secretary Treasurer	March 30, 2007