Form 10QSB
period 2007-03-31
ANMORE INC
filed 2007-05-21
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2007: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ANMORE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

For the three months ended March 31, 2007 and 2006 and the period of June 25, 2003 (inception) through March 31, 2007

Table of Contents

Balance Sheets	F - 2

Statements of Operations .…………………………………………………..	F - 3

Statements of Changes in Cash Flows…………………………………..…	F - 4

Notes to Financial Statements	F - 5-6

ANMORE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$4,176	$10,903

TOTAL CURRENT ASSETS	4,176	10,903

TOTAL ASSETS	$4,176	$10,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,166	$5,666
Loan payable to related party	16,000	16,000

TOTAL CURRENT LIABILITIES	18,166	21,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued	10,350	10,350
Treasury stock, at cost; 600,000 shares	(12,000)	(12,000)
Additional paid-in capital	194,750	194,750
Deficit accumulated during the development stage	(207,090)	(203,863)

TOTAL STOCKHOLDERS' DEFICIT	(13,990)	(10,763)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$4,176	$10,903

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	For the Three Months Ended		from June 25,
	March 31,	March 31,	2003 (inception)
	2007	2006	to March 31, 2007

REVENUES	$-	$-	$-

OPERATING EXPENSES	3,227	2,000	207,090

NET LOSS	$(3,227)	$(2,000)	$(207,090)

WEIGHTED AVERAGE COMMON
SHARES-BASIC AND DILUTED	9,750,000	10,350,000

NET LOSS PER SHARE - Basic and Diluted	$ nil	$ nil

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

			For the Period
	For the Three Months Ended		from June 25,
	March 31,	March 31,	2003 (inception)
	2007	2006	to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,227)	$(2,000)	$(207,090)
Adjustments to reconcile net loss to net cash
flows provided by (used in) operating activities:
Common stock issued for services rendered	-	-	180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-	-	100,000
Change in operating assets and liabilities:
Accrued expenses	(3,500)	2,000	2,166

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,727)	-	75,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	116,100
Cancellation of common stock	-	-	(191,000)
Purchase of treasury stock	-	-	(12,000)
Proceeds from related party loan	-	-	16,000

NET CASH USED IN FINANCING ACTIVITIES	-	-	(70,900)

NET INCREASE (DECREASE) IN CASH	(6,727)	-	4,176

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$10,903	$27,342	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,176	$27,342	$4,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	$-	$-	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

ANMORE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2007 and 2006 and the period of June 25, 2003 (inception) through March 31, 2007.

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

The Company will attempt to locate other business entities with the intent of combining operations. The combination may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Going concern:
As shown in the accompanying financial statements, the Company has incurred net losses of $3,227 and $2,000 during the three months ended March 31, 2007 and 2006, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ANMORE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2007 and 2006 and the period of June 25, 2003 (inception) through March 31, 2007.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

 Plan of Operation

We will need additional funds to implement our business plan. However, since our directors and officers will forgo compensation for the next twelve months and the need for additional employees is unlikely except for part-time clerical services, our costs will be kept to a minimum. Having low administrative and employee costs will allow us to spend our cash mostly on research of our market for the finding of a viable project. Although the third party note mentioned in previous filings has been mutually cancelled, it was done so because, to date, the local real estate market has not provided an opportunity for us to purchase. We will be able to revisit that loan in the future when we have found a prospective property. As a result of the on-going search for a “starter property” we also chose to repurchase many of the shares sold during our private placement. This was done in order to maintain a good capital structure, which will help us in raising funds in the future. Specifically, our plan of operation for the next 12 months requires us to:

a.
The research of various properties in the greater Miami area. Once we have approval of this registration, we will begin to place offers for purchase. We believe the cash in the bank is sufficient enough to place the initial down payment and we believe we will be successful in retaining financing for remainder of the purchase and/or improvements.

b.	Complete the construction of our website.

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of March 31, 2007, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the three month period ended March 31, 2007, our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Capital Resources and Liquidity.

As of March 31, 2007, we had $4,176 in cash. Our general and administrative expenses are expected to average less than $1,000 per month for the next 12 months based upon our projected operating budget. Therefore, we currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $6,727 in the three months ending March 31, 2007. As of March 31, 2007, we had total current assets of $4,176 including cash of $4,176. As of March 31, 2007 our total current liabilities amounted to $18,166.

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

Item 3. Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        No reports on Form 8-K were filed for this quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2007.

ANMORE, INC.

Date:	May 18, 2007	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director