Form 10QSB
period 2007-09-30
ANMORE INC
filed 2007-11-14
CIK 1252278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007: 10,350,000 shares of common stock outstanding, $0.001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ANMORE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

For the nine months ended September 30, 2007 and 2006 and the period of June 25, 2003 (inception) through September 30, 2007

Table of Contents

Balance Sheets	F – 2

Statements of Operations	F – 3

Statements of Changes in Cash Flows	F – 4

Notes to Financial Statements	F – 5-6

ANMORE, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,099	$10,903

TOTAL CURRENT ASSETS	3,099	10,903

TOTAL ASSETS	$3,099	$10,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$5,666	$5,666
Loan payable to related party	21,500	16,000

TOTAL CURRENT LIABILITIES	27,166	21,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - par value $0.001;
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - par value $0.001; 50,000,000 shares
authorized; 10,350,000 issued	10,350	10,350
Treasury stock, at cost; 650,000 shares	(13,000)	(12,000)
Additional paid-in capital	194,750	194,750
Deficit accumulated during the development stage	(216,167)	(203,863)

TOTAL STOCKHOLDERS' DEFICIT	(24,067)	(10,763)

TOTAL LIABILITIES
AND STOCKHOLDERS' DEFICIT	$3,099	$10,903

The accompanying notes are an integral part of these financial statements

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		from June 25,
	September 30,	September 30,	September 30,	September 30,	2003 (inception)
	2007	2006	2007	2006	to September 30, 2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES	5,515	2,764	12,304	6,769	216,167

NET LOSS	$(5,515)	$(2,764)	$(12,304)	$(6,769)	$(216,167)

WEIGHTED AVERAGE COMMON
SHARES-BASIC AND DILUTED	9,725,000	10,250,000	9,707,963	10,294,444

NET LOSS PER SHARE - Basic and Diluted	$ nil	$ nil	$ nil	$ nil

The accompanying notes are an integral part of these financial statements

ANMORE, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

			For the Period
	For the Nine Months Ended		from June 25,
	September 30,	September 30,	2003 (inception)
	2007	2006	to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,304)	$(6,769)	$(216,167)
Adjustments to reconcile net loss to net cash
flows provided by (used in) operating activities:
Common stock issued for services rendered	-	-	180,000
Common stock issued for prepaid premium
on related party commitment to note payable	-	-	100,000
Change in operating assets and liabilities:
Accrued expenses	-	2,375	5,666

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,304)	(4,394)	69,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	116,100
Cancellation of common stock	-	-	(191,000)
Purchase of treasury stock	(1,000)	(2,000)	(13,000)
Proceeds from related party loan	5,500	-	21,500

NET CASH USED IN FINANCING ACTIVITIES	4,500	(2,000)	(66,400)

NET INCREASE (DECREASE) IN CASH	(7,804)	(6,394)	3,099

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	$10,903	$27,342	$-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,099	$20,948	$3,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for sevices rendered	$-	$-	$180,000
Common stock issued for prepaid premium
on related party commitment to note payable	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements

ANMORE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006 and the period of June 25, 2003 (inception) through September 30, 2007.

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

Interim Financial Statements: The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Going concern: As shown in the accompanying financial statements, the Company has incurred net losses of $12,304 and $6,769 during the nine months ended September 30, 2007 and 2006, respectively.  These conditions create an uncertainty as to the Company’s ability to continue as a going concern.  The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ANMORE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006 and the period of June 25, 2003 (inception) through September 30, 2007.

Treasury Stock: Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity on the balance sheet. As of September 30, 2007 the company held 650,000 shares of treasury stock valued at a cost of $0.02 per share. If shares are reissued, the weighted average cost method is used for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

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

3.  STOCKHOLDERS’ EQUITY

On August 16, 2007 the Company repurchased 50,000 shares at a cost of $1,000. These shares are held in treasury.

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

If we are unsuccessful in obtaining financing for any property, we will not be able to fully commence our operations, at a level, as planned and discussed. As of September 30, 2007, we do not have any plans to raise additional funding through the sale of any stock apart from the completed private placement.

Results of Operation

For the nine month period ended September 30, 2007, our startup and development activities included the evaluation of potential real estate areas in the Greater Miami area, meetings and discussions with investors and financial institutions for future financing of properties and reviewing the suitability of becoming a publicly traded company.

Capital Resources and Liquidity.

As of September 30, 2007, we had $3,099 in cash. Our general and administrative expenses are expected to average less than $1,000 per month for the next 12 months based upon our projected operating budget. Therefore, we currently do not have enough cash to satisfy one year of operations without receiving additional funds from our President or additional investors.

Our operating activities used cash of $12,304 in the nine months ending September 30, 2007. As of September 30, 2007, we had total current assets of $3,099 which is solely comprised of cash. As of September 30, 2007 our total current liabilities amounted to $27,166.

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

Item 3. Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2007.

ANMORE, INC.

Date:	November 13, 2007	/s/ Giorgio Saumat
Giorgio Saumat
President, Secretary and Director